Form 10-K/A
period 1998-12-31
CWMBS INC MORTGAGE PASS THROUGH CERTIFICATES SERIES 1998-9
filed 1999-05-07
CIK 1062767

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                  FORM 10-K/A

(Mark One)

     [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 1998
                                -----------------
                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ------       --------

                     Commission file number: 333-45887-08


                                  CWMBS, Inc.
               Mortgage Pass-Through Certificates, Series 1998-9
            (Exact name of Registrant as specified in its charter)


              Delaware                              95-4449516
-------------------------------        ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

c/o   The Bank of New York
      101 Barclay Street
      New York, New York                               10286
-------------------------------        -------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number, including area code:   (212) 815-2007
                                                       -------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes / X /   No  /  /

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

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant: Not applicable
                                                --------------

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 1998: Not applicable
                      ---------------

                                Amendment No. 1

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, previously filed with the Commission (the "Annual Report") solely for the purpose of including Part IV, Item 14 and
Exhibit 99.2, as a part of this report on Form 10-K.


Part IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                           (a) (1) Pursuant to the Pooling
                   and Servicing Agreement, the Master
                   Servicer is required to cause a firm of
                   independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Annual Report of the Firm of Accountants is attached as
                   Exhibit 99.2 to this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CWMBS, INC.,
                                      MORTGAGE PASS-THROUGH CERTIFICATES,
                                      SERIES 1998-9

                                      By:   The Bank of New York,
                                             as Trustee*


                                      By:    /s/ Franklin B. Austin
                                            -------------------------------
                                            Name:  Franklin B. Austin
                                            Title: Assistant Vice President

Date:  May 7, 1999




-------------------
* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

EXHIBIT INDEX


                                                                    Sequential
Exhibit  Document                                                   Page Number


99.2     Annual Report of the Firm of Accountants...................    6

                                 Exhibit 99.2

                                                       [Logo]
                                                       GRANT THORNTON LLP
ACCOUNTANT AND
MANAGEMENT CONSULTANTS
The US Member Firm of
Grant Thornton International


               REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
           ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS
            SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
                               MORTGAGE BANKERS


Board of Directors
Countrywide Credit Industries, Inc.


We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 1999 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 1999 is fairly stated, in all material respects.


/s/ Grant Thornton LLP


Los Angeles, California
March 23, 1999

Suite 700
1000 Wilshire Blvd.
Los Angeles, CA  90017-2464
Tel: 213 627-1717
Fax: 213 624-6793

                                                    [LOGO]

                                                    4500 Park Granada
                                                    Calabasas, California 91302
                                                    (818) 225-3000



March 23, 1999


Grant Thornton LLP
1000 Wilshire Boulevard, Suite 700
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 1999, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $30,000,000.



/s/ Carlos M. Garcia
----------------------------
Carlos M. Garcia
Managing Director-Finance
Chief Financial Officer and
Chief Accounting Officer